Form 10-Q
period 2017-03-31
Vantage Energy Acquisition Corp.
filed 2017-05-25
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38057

Vantage Energy Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-5277998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5221 N. O’Connor Boulevard, 11th Floor Irving, TX	75039
(Address of Principal Executive Offices)	(Zip Code)

(972) 432-1440

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 25, 2017, there were 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Energy Acquisition Corp.

CONDENSED BALANCE SHEET

March 31, 2017

(unaudited)

ASSETS:
Current asset: cash	$15,000
Deferred offering costs	388,801
Total assets	$403,801

LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
Accrued formation and offering costs	$237,142
Advances from related party	25,857
Note payable - related party	122,814
Total liabilities	385,813

Commitments and contingencies

Stockholder's equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, none issued and outstanding	-
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	23,850
Accumulated deficit	(7,012)
Total stockholder's equity	17,988
Total liabilities and stockholder's equity	$403,801

See accompanying notes to unaudited condensed financial statements

1

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

For the Period from
February 8, 2017 (date of inception)
to March 31, 2017

Revenue	$-

Formation and operating costs	7,012

Net loss	$(7,012)

Weighted average shares of common stock outstanding - basic and diluted	11,500,000

Net loss per shares of common stock - basic and diluted	$(0.00)

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

For the period from February 8, 2017 (date of inception) to March 31, 2017

(unaudited)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity

Sale of Class B common stock to Sponsor at approximately $0.002 per share	11,500,000	$1,150	$23,850	$-	$25,000
Net loss	-	-	-	(7,012)	(7,012)
Balances as of March 31, 2017	11,500,000	$1,150	$23,850	$(7,012)	$17,988

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 8, 2017 (date of inception) to March 31, 2017

(unaudited)

Cash Flows From Operating Activities:
Net loss	$(7,012)
Changes in operating assets and liabilities:
Accrued formation and offering costs	4,155
Net Cash Used In Operating Activities	(2,857)

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note	122,814
Payments of offering costs	(129,957)
Net Cash Provided By Financing Activities	17,857

Net change in cash	15,000

Cash at beginning of period	-

Cash at end of period	$15,000

Supplemental disclosure of non-cash financing activities:

Payment of formation and organization costs by related party	$25,857
Deferred offering costs included in accrued formation and offering costs	$232,987

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from February 8, 2017 (date of inception) to March 31, 2017

(unaudited)

Note 1. Description of Organization and Business Operations

Organization and General

Vantage Energy Acquisition Corp. (the ‘‘Company’’) was incorporated in Delaware on February 8, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the ‘‘Initial Business Combination’’). The Company is an ‘‘emerging growth company,’’ as defined in Section 2(a) of the Securities Act of 1933, as amended, or the ‘‘Securities Act,’’ as modified by the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’).

At March 31, 2017, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through March 31, 2017 relates to the Company’s formation and the initial public offering (‘‘Public Offering’’) described below. On April 17, 2017, the Company closed its Public Offering (See Note 3 and Note 6). The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor

The Company’s sponsor is NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $480,000,000 Public Offering (Note 3) and a $11,600,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $480,000,000 (or $552,000,000 if the underwriters’ overallotment option is exercised in full — Note 3) was placed in a trust account (the “Trust Account”) (discussed below).

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on April 10, 2017.

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation will provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) 480, ‘‘Distinguishing Liabilities from Equity.’’

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on April 12, 2017 and with the audited balance sheet included in the Form 8-K filed by the Company with the SEC on April 21, 2017 and the unaudited pro forma balance sheet included in the Form 8-K filed by the Company with the SEC on April 25, 2017.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs of $388,801 consist of costs incurred in connection with preparation for the Public Offering. These costs, together with the underwriting discounts and commissions, were charged to capital upon completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3. Public Offering

Subsequent to March 31, 2017, the Company closed its Public Offering of 55,200,000 units at a price of $10.00 per unit (the “Units”), with gross proceeds of $552,000,000 from the sale of Units. The closings occurred on April 17, 2017 with respect to 48,000,000 Units and on April 19, 2017 with respect to 7,200,000 Units related to the exercise of the underwriters’ overallotment option. See Note 6.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

The Company granted the underwriters a 45-day option to purchase up to 7,200,000 additional Units to cover any overallotments at the initial public offering price less the underwriting discounts and commissions. The Units issued in connection with the overallotment option are identical to the Units issued in the Public Offering.

The Company paid underwriting discounts and commissions of 2.0% of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.5% of the gross offering proceeds payable upon the Company’s completion of an Initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

Note 4. Related Party Transactions

Founder Shares

In February 2017, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof (see Note 6).

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

Prior to the Public Offering, the initial stockholders agreed to forfeit up to 1,500,000 shares to the extent that the overallotment option was not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the overallotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering.

The Company’s initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Upon the closing of the Public Offering on April 17, 2017 and April 19, 2017, the Sponsor purchased an aggregate of 8,693,333 private placement warrants at a price of $1.50 per whole warrant (approximately $13,040,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering (the “Private Placement Warrants”). Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On February 14, 2017, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Proposed Offering pursuant to an unsecured promissory note (the ‘‘Note’’). This loan is non-interest bearing and payable on the earlier of June 30, 2017 or the completion of the Public Offering. During the period February 14, 2017 to March 31, 2017, the Sponsor paid costs associated with the Public Offering in an aggregate of approximately $122,814 under the promissory note. Subsequent to March 31, 2017, an additional $77,186 was advanced to the Company under the note as well as additional $7,277 on behalf of the Company related to the offering. Upon closing of the Offering, the Company paid $207,277 in settlement of the Note and additional costs.

Advances from Related Party

An affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to March 31, 2017, the affiliate advanced $25,857 on behalf of the Company. Subsequent to March 31, 2017, an additional $24,500 was advanced to the Company. As of March 31, 2017, the amount due to the related party was $25,857 and is presented as Advances from related party on the accompanying condensed balance sheet.

Administrative Support Agreement

Commencing on the date the Units are first listed on the NASDAQ, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5. Stockholder’s Equity

Common Stock

The authorized common stock of the Company includes up to 150,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock (see Note 6). If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2017, there were 11,500,000 shares of Class B common stock issued and outstanding, of which 1,500,000 shares were subject to forfeiture to the extent that the underwriter overallotment was not exercised (see Note 6).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 6. Subsequent Events

In April 2017, the Company effected a stock dividend of 2,300,000 Class B shares, resulting in the initial stockholders holding an aggregate of 13,800,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 1,500,000 to 1,800,000, to the extent that the overallotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering.

In April 2017, the Company entered into a forward purchase agreement (“Forward Purchase Agreement”) pursuant to which the Sponsor agreed to purchase an aggregate of up to 40,000,000 shares of the Company’s Class A common stock, plus an aggregate of up to 13,333,333 warrants (“Forward Purchase Warrant”), for an aggregate purchase price of up to $400,000,000 or $10.00 per unit (collectively, “Forward Purchase Units”). Each Forward Purchase Warrant has the same terms as each of the Private Placement Warrants.

The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders elect to redeem their shares in connection with the Initial Business Combination and provide the Company with a minimum funding level for the Initial Business Combination. Additionally, the obligations of the Sponsor to purchase the Forward Purchase Units are subject to termination prior to the closing of the sale of such units by mutual written consent of the Company and such party, or automatically: (i) if the Public Offering is not consummated on or prior to June 30, 2017; (ii) if the Initial Business Combination is not consummated within 24 months from the closing of the Public Offering, unless extended up to a maximum of sixty (60) days in accordance with the Company’s amended and restated certificate of incorporation; or (iii) if the Sponsor or the Company become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within sixty (60) days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of the Sponsor or the Company in each case which is not removed, withdrawn or terminated within sixty (60) days after such appointment. In addition, the obligations of the Sponsor to purchase the Forward Purchase Units are subject to fulfillment of customary closing conditions, including that the Initial Business Combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units.

In April 2017, the Company amended and restated the Company’s certificate of incorporation to, among other things, increase the Company’s authorized capital stock. Pursuant to the amended and restated certificate of incorporation, the total number of all shares of all classes of capital stock is 221,000,000, consisting of (a) 220,000,000 shares of common stock including (i) 200,000,000 shares of Class A common stock and (ii) 20,000,000 shares of Class B common stock, and (b) 1,000,000 shares of preferred stock.

On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors at their original purchase price.

On April 17, 2017, the Company consummated the initial Public Offering of 48,000,000 Units generating gross proceeds of $480,000,000 which is described in Note 3. The Sponsor purchased an aggregate of 7,733,333 Private Placement Warrants at a purchase price of $1.50 per warrant, or approximately $11,600,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering.

On April 19, 2017, the Company consummated the closing of the sale of 7,200,000 additional Units at a price of $10.00 per Unit subsequent to receiving notice of the underwriters’ election to fully exercise their overallotment option, generating additional gross proceeds of approximately $72,000,000 and incurred additional offering costs of approximately $1.44 million in underwriting discounts and commissions. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1.44 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we,” “us,” “our” or the “Company” are to Vantage Energy Acquisition Corp.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). After the period covered by this Quarterly Report on Form 10-Q, on April 17, 2017 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 48,000,000 units (the “Units”). The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $480,000,000.

On April 17, 2017, simultaneously with the consummation of the Public Offering, we completed the private sale of 7,733,333 private placement warrants at a purchase price of $1.50 per warrant to our sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds to us of approximately $11,600,000.

In connection with the Public Offering, the underwriters were granted an option to purchase up to an additional 7,200,000 units (the “Overallotment Units”) to cover overallotments. On April 17, 2017, the underwriters exercised their overallotment option in full and, on April 19, 2017, the underwriters purchased the Overallotment Units at an offering price of $10.00 per unit, generating gross proceeds of $72,000,000.

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a price of $1.50 per warrant, generating gross proceeds of $1,440,000.

Approximately $552,000,000 of the net proceeds from the Public Offering (including the Overallotment Units) and the private placements with the Sponsor has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

In connection with the Public Offering, the Sponsor entered into a forward purchase agreement with us that provides for the purchase by the Sponsor of an aggregate of up to 40,000,000 shares of our Class A common stock (the “Forward Purchase Shares”), plus an aggregate of up to 13,333,333 warrants (the “Forward Purchase Warrants” and, collectively with the Forward Purchase Shares, the “Forward Purchase Securities”), for an aggregate purchase price of up to $400,000,000 in a private placement that will close simultaneously with the closing of our initial Business Combination.

We are currently in the process of locating suitable targets for an initial Business Combination. We intend to effectuate an initial Business Combination using cash from the proceeds of the Public Offering, the private placements of warrants that occurred simultaneously with the consummation of the Public Offering and the overallotment option, the private placement of Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the IPO Closing Date related to our formation and the Public Offering. Although we have not generated operating revenue, after the period covered by this Quarterly Report on Form 10-Q, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the period from February 8, 2017 (date of inception) to March 31, 2017, we had a net loss of $7,012, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the Sponsor, and the proceeds of loans and advances from the Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357  to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances.

On the IPO Closing Date, we consummated the Public Offering of 48,000,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $480,000,000.

On April 17, 2017, simultaneously with the consummation of the Public Offering, we completed the private sale of 7,733,333 private placement warrants at a purchase price of $1.50 per warrant to the Sponsor, generating gross proceeds to us of approximately $11,600,000.

In connection with the Public Offering, the underwriters were granted an option to purchase up to 7,200,000 Overallotment Units. On April 17, 2017, the underwriters exercised their overallotment option in full and, on April 19, 2017, the underwriters purchased the Overallotment Units at an offering price of $10.00 per unit, generating gross proceeds of $72,000,000.

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a price of $1.50 per warrant, generating gross proceeds of $1,440,000.

Approximately $552,000,000 of the net proceeds from the Public Offering (including the Overallotment Units) and the private placements with the Sponsor has been deposited in the Trust Account. The $552,000,000 of net proceeds held in the Trust Account includes $19,320,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial Business Combination. Of the gross proceeds from the Public Offering that were not deposited in the Trust Account, $11,040,000 was used to pay underwriting discounts and commissions in the Public Offering, $207,277 was used to repay loans and advances from the Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

At March 31, 2017, we had cash and cash equivalents of $15,000 and a working capital deficit of $370,813.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

At March 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination, we will cease paying these monthly fees.

The underwriters of the Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($11,040,000) was paid at the closing of the Public Offering and 3.5% ($19,320,000) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the initial Business Combination and will be paid from amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and the private placements of private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on April 12, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On February 14, 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination. On April 10, 2017, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the consummation of the Public Offering, the Sponsor purchased from the Company an aggregate of 8,693,333 private placement warrants at a price of $1.50 per private placement warrant (for a purchase price of approximately $13,040,000). Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Public Offering of 48,000,000 Units. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $480,000,000.

On April 17, 2017, simultaneously with the consummation of the Public Offering, we completed the private sale of 7,733,333 private placement warrants at a purchase price of $1.50 per warrant to the Sponsor, generating gross proceeds to us of approximately $11,600,000.

In connection with the Public Offering, the underwriters were granted an option to purchase up to 7,200,000 Overallotment Units. On April 17, 2017, the underwriters exercised their overallotment option in full and, on April 19, 2017, the underwriters purchased the Overallotment Units at an offering price of $10.00 per unit, generating gross proceeds of $72,000,000.

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a price of $1.50 per warrant, generating gross proceeds of $1,440,000.

Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. served as underwriters for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-216129 and File No. 333-217239) (together, the “Registration Statement”). The SEC declared the Registration Statement effective on April 10, 2017.

From February 8, 2017 (date of inception) through March 31, 2017, we incurred approximately $388,801 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $200,000 under a promissory note and an additional $7,277 on behalf of the Company to be used for a portion of the expenses of the Public Offering. A total of $207,277 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 12, 2017.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $19,320,000, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the private placement warrants were $553,000,000, of which $552,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Vantage Energy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

3.2	Bylaws of Vantage Energy Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on February 17, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.4	Warrant Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.1	Letter Agreement, dated April 10, 2017, among Vantage Energy Acquisition Corp., its officers and directors and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.2	Investment Management Trust Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.3	Registration Rights Agreement, dated April 10, 2017, among Vantage Energy Acquisition Corp., NGP Vantage Energy LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.4	Administrative Services Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.5	Forward Purchase Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vantage Energy Acquisition Corp. (Registrant)

By:	/s/ Jill W. Lampert
Jill W. Lampert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  May 25, 2017

