Form 10-Q
period 2017-06-30
Vantage Energy Acquisition Corp.
filed 2017-08-14
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of August 14, 2017, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Energy Acquisition Corp.

CONDENSED BALANCE SHEET

June 30, 2017

(unaudited)

ASSETS
Current assets:
Cash	$1,026,281
Prepaid expenses	154,948
Total current assets	1,181,229

Cash and marketable securities held in Trust Account	552,800,409
Total assets	$553,981,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$101,375
Accrued income taxes	213,000
Advances from related party	26,471
Total current liabilities	340,846

Deferred underwriting discounts and commissions	19,320,000
Total liabilities	19,660,846

Class A common stock subject to possible redemption; 52,932,079 shares (at redemption value of approximately $10.00 per share)	529,320,790

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 2,267,921 shares issued and outstanding (excluding 52,932,079 shares subject to possible redemption)	227
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	4,584,173
Retained earnings	414,222
Total stockholders’ equity	5,000,002
Total liabilities and stockholders’ equity	$553,981,638

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,	For the Period from February 8, 2017 (date of inception) to June 30,
	2017	2017

Revenue	$-	$-

EXPENSES
Administration fee - related party	26,333	26,333
Formation and operating costs	139,842	146,854

TOTAL EXPENSES	166,175	173,187

OTHER INCOME
Other income – investment income on Trust Account	800,409	800,409

TOTAL OTHER INCOME	800,409	800,409

NET INCOME BEFORE INCOME TAX PROVISION	634,234	627,222

Income tax provision	213,000	213,000

Net income attributable to common shares	$421,234	$414,222

Weighted average shares of common stock outstanding - basic	15,699,686	15,008,891

Weighted average shares of common stock outstanding - diluted	69,000,000	69,000,000

Net income per shares of common stock - basic	$0.03	$0.03

Net income per shares of common stock - diluted	$0.01	$0.01

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from February 8, 2017 (date of inception) to June 30, 2017

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Sale of Class B common stock to Sponsor (1)	-	$-	13,800,000	$1,380	$23,620	$-	$25,000

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(31,158,430)	-	(31,158,430)

Sale of 8,693,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	13,040,000	-	13,040,000

Shares subject to possible redemption	(52,932,079)	(5,293)	-	-	(529,315,497)	-	(529,320,790)

Net income	-	-	-	-	-	414,222	414,222
Balances as of June 30, 2017	2,267,921	$227	13,800,000	$1,380	$4,584,173	$414,222	$5,000,002

(1)	This number has been retroactively restated to reflect the stock dividend of 2,300,000 shares on April 10, 2017 (see Note 4).

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 8, 2017 (date of inception) to June 30, 2017

(unaudited)

Cash Flows From Operating Activities:
Net income	$414,222
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(800,409)
Changes in operating assets and liabilities:
Prepaid expenses	(154,948)
Accrued expenses	101,375
Accrued income taxes	213,000
Net Cash Used In Operating Activities	(226,760)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(552,000,000)
Net Cash Used In Investing Activities	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	552,000,000
Proceeds from sale of Private Placement Warrants	13,040,000
Payment of underwriter discounts and commissions	(11,040,000)
Payment of offering costs	(311,342)
Payment to related party for offering costs paid on behalf of the Company	(487,088)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note	207,277
Payment of Sponsor note	(207,277)
Due to related party	26,471
Net Cash Provided By Financing Activities	553,253,041

Net increase in cash	1,026,281

Cash at beginning of period	-

Cash at end of period	$1,026,281

Supplemental disclosure of financing activities:

Payment to related party for general and administrative expenses on behalf of the Company	$200,261
Deferred underwriters’ discounts and commissions	$19,320,000
Common stock subject to possible redemption	$529,320,790

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from February 8, 2017 (date of inception) to June 30, 2017

(unaudited)

Note 1. Description of Organization and Business Operations

Organization and General

Vantage Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on February 8, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At June 30, 2017, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through June 30, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) of units (the “Units”) described below. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters exercised their overallotment option in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000.

On April 19, 2017, the Company consummated the closing of the sale of 7,200,000 additional Units at a price of $10.00 per Unit subsequent to receiving notice of the underwriters’ election to fully exercise their overallotment option, generating additional gross proceeds of approximately $72,000,000 and incurred additional offering costs of approximately $1,440,000 in underwriting discounts and commissions. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor

The Company’s sponsor is NGP Vantage Energy LLC, a Delaware limited liability company. The Company intends to finance its Initial Business Combination with proceeds from the Public Offering (Note 3) and the private placements of the Private Placement Warrants (Note 4). Upon the closings of the Public Offering, the sale of the Overallotment Units and the private placements of the Private Placement Warrants, approximately $552,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 52,932,079 shares of Class A ordinary shares subject to possible redemption at June 30, 2017, have been excluded from the calculation of basic income per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 27,093,333 shares of the Company’s class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive. The Company did not utilize the two-class method to compute earnings per share as holders of Class A common stock and Class B common stock share equally in the losses of the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities held in Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the private placements of Private Placement Warrants of $552,000,000 which were invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination.

As of June 30, 2017, cash and marketable securities held in the Trust Account had a fair value of $45,120 and $552,755,289, respectively. At June 30, 2017, there was $800,409 of investment income held in the Trust Account available to be released to the Company to pay taxes.

Redeemable Common Stock

As discussed in Note 1, all of the 55,200,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at June 30, 2017, 52,932,079 of the 55,200,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $31,158,430, consisting principally of underwriting discounts of $30,360,000 (including approximately $19,320,000 of which payment is deferred) and $798,430 of professional, printing, filing, regulatory and other costs were charged to additional paid in capital upon the closing of the Public Offering in April 2017.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three months ended June 30, 2017 and the period from February 8, 2017 (date of inception) to June 30, 2017, the Company recorded income tax expense of approximately $213,000, primarily related to interest income earned on the Trust Account. The Company's effective tax rate for the three months ended June 30, 2017 and the period from February 8, 2017 (date of inception) to June 30, 2017, was 34% which does not differ significantly from the expected income tax rate.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3. Public Offering

In April 2017, the Company closed its Public Offering of 55,200,000 Units at a price of $10.00 per Unit, with gross proceeds of $552,000,000 from the sale of Units. The closings occurred on April 17, 2017 with respect to 48,000,000 Units and on April 19, 2017 with respect to 7,200,000 Units related to the exercise of the underwriters’ overallotment option.

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

Simultaneous with the closing of the Public Offering on April 17, 2017, the Sponsor purchased an aggregate of 7,733,333 private placement warrants at a price of $1.50 per whole warrant (approximately $11,600,000 in the aggregate) in a private placement (the “Private Placement Warrants”).

Upon full exercise of the underwriters’ overallotment option, the Company incurred additional offering costs of approximately $1,440,000 in underwriting discounts and commissions. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

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

Note 4. Related Party Transactions

Founder Shares

In February 2017, the Sponsor purchased 11,500,000 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof.

The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

The initial stockholders agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their over-allotment option in full and therefore none of the Founder Shares were forfeited.

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

In April 2017, the Company effected a stock dividend of 2,300,000 Class B shares, resulting in the initial stockholders holding an aggregate of 13,800,000 Founder Shares. The stock dividend also adjusted the shares subject to forfeiture from 1,500,000 to 1,800,000, to the extent that the overallotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Public Offering. As described above, the underwriters exercised their over-allotment option in full and therefore none of the Founder Shares were forfeited.

On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors at their original purchase price.

Private Placement Warrants

Upon the closing of the Public Offering on April 17, 2017 and April 19, 2017, the Sponsor purchased an aggregate of 8,693,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $13,040,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On April 10, 2017, the Company entered into forward purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 40,000,000 shares of Class A common stock, plus an aggregate of 13,333,333 warrants, for a purchase price of $10.00 per forward purchase unit, or an aggregate purchase price of up to $400,000,000, in a private placement that will close simultaneously with the closing of the Business Combination. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted transferees, and the forward purchase shares will be identical to the shares of Class A common stock included in the units sold in the Public Offering, except that the forward purchase shares will be subject to transfer restrictions and certain registration rights. Any forward purchase warrant held by a holder other than the Sponsor or its permitted transferees will have the same terms as the warrants included in the units sold in the Public Offering.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on April 10, 2017. These holders will be entitled to certain demand and “piggyback” registration rights.

However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On February 14, 2017, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2017 or the completion of the Public Offering. During the period February 14, 2017 to June 30, 2017, the Sponsor paid costs associated with the Public Offering in an aggregate of approximately $200,000 under the promissory note. An additional $7,277 was advanced on behalf of the Company related to the offering. Upon closing of the Offering, the Company paid $207,277 in settlement of the Note and additional costs.

11

Advances from Related Party

An affiliate of the Company’s executive officers paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to June 30, 2017, the affiliate paid $687,349 of offering costs and other expenses on behalf of the Company, which comprised of $487,088 in offering cost and $200,261 in other expenses. As of June 30, 2017, the amount due to the related party was $26,471 and is presented as “Advances from related party” on the accompanying condensed balance sheet.

Administrative Support Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $26,333 for such services for the three months ended June 30, 2017 and for the period February 8, 2017 (date of inception) to June 30, 2017, respectively.

Note 5. Deferred Underwriting Discounts and Commission

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $19,320,000, to the underwriters upon the Company’s completion of an Initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an Initial Business Combination is not completed within 24 months after the Public Offering.

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2017, there were 55,200,000 shares of Class A Common Stock, of which 52,932,079 were classified outside of permanent equity, and 13,800,000 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	June 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in Trust Account	$552,800,409	$552,800,409	$—	$—

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

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the IPO Closing Date related to our formation and the Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the period from April 1, 2017 to June 30, 2017, we had net income of $421,234, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the period from February 8, 2017 (date of inception) to June 30, 2017, we had net income of $414,222, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the Sponsor, and the proceeds of loans and advances from the Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from a related party totaling $50,357 were repaid to the related party subsequent to the closing of the Public Offering. Subsequent to the Public Offering, the affiliate paid an additional $636,992 of offering costs and other expenses on behalf of the Company, which $610,521 was repaid to the affiliate before June 30, 2017. As of June 30, 2017, the amount due to the related party was $26,471 and is presented as “Advances from related party” on the accompanying condensed balance sheet.

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

At June 30, 2017, we had cash and cash equivalents of $1,026,281 and working capital of $840,383.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

At June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and the private placements of private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

From February 8, 2017 (date of inception) through June 30, 2017, we incurred approximately $31,158,430 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $200,000 under a promissory note and an additional $7,277 on behalf of the Company to be used for a portion of the expenses of the Public Offering. A total of $207,277 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 12, 2017.

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

Date:  August 14, 2017