Form 10-Q
period 2017-09-30
Vantage Energy Acquisition Corp.
filed 2017-11-14
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vantage Energy Acquisition Corp.

CONDENSED BALANCE SHEET

September 30, 2017

(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$906,885
Prepaid expenses	162,370
Total current assets	1,069,255

Cash and marketable securities held in Trust Account	554,168,515
Total assets	$555,237,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$492,143
Accrued income taxes	584,400
Advances from related parties	7,944
Total current liabilities	1,084,487

Deferred underwriting discounts and commissions	19,320,000
Total liabilities	20,404,487

Class A common stock subject to possible redemption; 52,983,328 shares (at redemption value of approximately $10.00 per share)	529,833,280

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 2,216,672 shares issued and outstanding (excluding 52,983,328 shares subject to possible redemption)	222
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380
Additional paid-in capital	4,071,688
Retained earnings	926,713
Total stockholders’ equity	5,000,003
Total liabilities and stockholders’ equity	$555,237,770

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,	For the Period from February 8, 2017 (date of inception) to September 30,
	2017	2017

Revenue	$-	$-

EXPENSES
Administration fee - related party	30,000	56,333
Formation and operating costs	456,979	603,833

TOTAL EXPENSES	486,979	660,166

OTHER INCOME
Investment income on Trust Account	1,368,106	2,168,515
Interest income	2,764	2,764

TOTAL OTHER INCOME	1,370,870	2,171,279

NET INCOME BEFORE INCOME TAX PROVISION	883,891	1,511,113

Income tax provision	371,400	584,400

Net income attributable to common shares	$512,491	$926,713

Weighted average shares of common stock outstanding - basic	16,067,364	15,411,453

Weighted average shares of common stock outstanding - diluted	69,000,000	69,000,000

Net income per share of common stock - basic	$0.03	$0.06

Net income per share of common stock - diluted	$0.01	$0.01

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from February 8, 2017 (date of inception) to September 30, 2017

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Sale of Class B common stock to Sponsor (1)	-	$-	13,800,000	$1,380	$23,620	$-	$25,000

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(31,158,430)	-	(31,158,430)

Sale of 8,693,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	13,040,000	-	13,040,000

Shares subject to possible redemption	(52,983,328)	(5,298)	-	-	(529,827,982)	-	(529,833,280)

Net income	-	-	-	-	-	926,713	926,713
Balances as of September 30, 2017	2,216,672	$222	13,800,000	$1,380	$4,071,688	$926,713	$5,000,003

(1)	This number has been retroactively restated to reflect the stock dividend of 2,300,000 shares on April 10, 2017 (see Note 4).

See accompanying notes to unaudited condensed financial statements

Vantage Energy Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 8, 2017 (date of inception) to September 30, 2017

(unaudited)

Cash Flows From Operating Activities:
Net income	$926,713
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(2,168,515)
Changes in operating assets and liabilities:
Prepaid expenses	(162,370)
Accrued expenses	492,143
Accrued income taxes	584,400
Net Cash Used In Operating Activities	(327,629)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(552,000,000)
Net Cash Used In Investing Activities	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	552,000,000
Proceeds from sale of Private Placement Warrants	13,040,000
Payment of underwriting discounts and commissions	(11,040,000)
Payment of offering costs	(311,342)
Payment to related parties for offering costs paid on behalf of the Company	(487,088)
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from Sponsor note and advances	207,277
Payment of Sponsor note and advances	(207,277)
Due to related parties	7,944
Net Cash Provided By Financing Activities	553,234,514

Net increase in cash	906,885

Cash at beginning of period	-

Cash at end of period	$906,885

Supplemental disclosure of financing activities:

Payment to related parties for general and administrative expenses on behalf of the Company	$247,588
Deferred underwriting discounts and commissions	$19,320,000
Common stock subject to possible redemption	$529,833,280

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the period from February 8, 2017 (date of inception) to September 30, 2017

(unaudited)

Note 1. Description of Organization and Business Operations

Organization and General

Vantage Energy Acquisition Corp. (the “Company”) was incorporated in Delaware on February 8, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2017, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through September 30, 2017 relates to the Company’s formation and the initial public offering (the “Public Offering”) of units (the “Units”) described below. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters of the Public Offering exercised their overallotment option in connection with the Public Offering in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company intends to finance its Initial Business Combination with proceeds from the Public Offering (Note 3) and the private placements of the Private Placement Warrants (Note 4) and forward purchase securities described in Note 4, the Company’s capital stock, debt or a combination of the foregoing. Upon the closings of the Public Offering, the sale of the Overallotment Units and the private placements of the Private Placement Warrants, approximately $552,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

The registration statement for the Company’s Public Offering (as described in Note 3) was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2017.

Trust Account

The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income attributable to common shares by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 52,983,328 shares of Class A common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the overallotment) and Private Placement to purchase an aggregate of 27,093,333 shares of the Company’s Class A common stock in the calculation of diluted net income per share of common stock, since their inclusion would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Cash and Marketable Securities held in Trust Account

The amounts held in the Trust Account represent net proceeds from the Public Offering and the private placements of Private Placement Warrants of $552,000,000 which were invested in a money market instrument that invests in U.S. Treasury Securities with original maturities of six months or less and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination.

As of September 30, 2017, cash and marketable securities held in the Trust Account had a fair value of $51,764 and $554,116,751, respectively. At September 30, 2017, there was $2,168,515 of investment income held in the Trust Account available to be released to the Company to pay franchise and income taxes.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital.

Accordingly, at September 30, 2017, 52,983,328 of the 55,200,000 shares of Class A common stock included in the Units were classified outside of permanent equity at their redemption value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $31,158,430, consisting principally of underwriting discounts and commissions of $30,360,000 (including approximately $19,320,000 of which payment is deferred) and $798,430 of professional, printing, filing, regulatory and other costs were charged to additional paid-in capital upon the closing of the Public Offering in April 2017.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

During the three months ended September 30, 2017 and the period from February 8, 2017 (date of inception) to September 30, 2017, the Company recorded income tax expense of approximately $371,400 and $584,400, respectively, primarily related to interest income earned on the Trust Account. The Company's effective tax rate for the three months ended September 30, 2017 and the period from February 8, 2017 (date of inception) to September 30, 2017, was 34%, which does not differ significantly from the expected income tax rate.

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

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sent the notice of redemption to the Warrant holders.

Simultaneous with the closing of the Public Offering on April 17, 2017, the Sponsor purchased an aggregate of 7,733,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $11,600,000 in the aggregate) in a private placement. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

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

Note 4. Related Party Transactions

Founder Shares

In February 2017, the Sponsor purchased 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof.

The Founder Shares are identical to the Public Shares except that the Founder Shares are shares of the Company’s Class B common stock which automatically convert into shares of the Company’s Class A common stock at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

In April 2017, the Company effected a stock dividend of 2,300,000 shares of the Company’s Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares.

On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to the Company’s independent directors at their original purchase price.

In connection with the Public Offering, the holders of the Founder Shares agreed to forfeit up to 1,800,000 Founder Shares to the extent that the overallotment option in connection with the Public Offering was not exercised in full by the underwriters so that the holders of the Founder Shares would own 20.0% of the Company’s issued and outstanding shares of common stock after the Public Offering. As described above, the underwriters exercised their overallotment option in connection with the Public Offering in full, and therefore none of the Founder Shares were forfeited.

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Upon the closing of the Public Offering on April 17, 2017 and April 19, 2017, the Sponsor purchased an aggregate of 8,693,333 Private Placement Warrants at a price of $1.50 per whole warrant (approximately $13,040,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Public Offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

On April 10, 2017, the Company entered into forward purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 40,000,000 shares of Class A common stock, plus an aggregate of up to 13,333,333 warrants, for a purchase price of $10.00 per forward purchase unit, or an aggregate purchase price of up to $400,000,000, in a private placement that will close simultaneously with the closing of the Initial Business Combination. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by the Sponsor or its permitted transferees, and the forward purchase shares will be identical to Public Shares, except that the forward purchase shares will be subject to transfer restrictions and certain registration rights. Any forward purchase warrant held by a holder other than the Sponsor or its permitted transferees will have the same terms as the warrants included in the Units sold in the Public Offering.

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

Related Party Loans

On February 14, 2017, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2017 or the completion of the Public Offering. During the period February 14, 2017 to September 30, 2017, the Sponsor paid costs associated with the Public Offering in an aggregate of approximately $200,000 under the Note. An additional $7,277 was advanced on behalf of the Company related to the Public Offering. Upon closing of the Public Offering, the Company paid $207,277 in settlement of the Note and additional costs.

Advances from Related Parties

An affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to September 30, 2017, these related parties paid $734,676 of offering costs and other expenses on behalf of the Company, which amount was comprised of $487,088 in offering costs and $247,588 in other expenses. As of September 30, 2017, the amount due to the related parties was $7,944 and is presented as “Advances from related parties” on the accompanying condensed balance sheet.

Administrative Services Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the Sponsor $30,000 and $56,333 for such services for the three months ended September 30, 2017 and for the period February 8, 2017 (date of inception) to September 30, 2017, respectively.

Note 5. Deferred Underwriting Discounts and Commission

The Company is committed to pay the Deferred Discount of 3.5% of the gross proceeds of the Public Offering, or $19,320,000, to the underwriters of the Public Offering upon the Company’s completion of an Initial Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Discount, and no Deferred Discount is payable to the underwriters if an Initial Business Combination is not completed within 24 months after the Public Offering.

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2017, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 52,983,328 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Investments held in Trust Account	$554,168,515	$554,168,515	$—	$—

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

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a purchase price of $1.50 per warrant, generating gross proceeds of $1,440,000.

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

For the three months ended September 30, 2017, we had net income of $512,491, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the period from February 8, 2017 (date of inception) to September 30, 2017, we had net income of $926,713, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the Sponsor, and the proceeds of loans and advances from the Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from the affiliate totaling $50,357 were repaid to the affiliate subsequent to the closing of the Public Offering. Subsequent to the Public Offering, the affiliate and the Sponsor paid an additional $684,319 of offering costs and other expenses on behalf of the Company, of which $676,375 was repaid to the related parties before September 30, 2017. As of September 30, 2017, the amount due to the related party was $7,944 and is presented as “Advances from related parties” on the accompanying condensed balance sheet.

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

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a purchase price of $1.50 per warrant, generating gross proceeds of $1,440,000.

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

At September 30, 2017, we had cash and cash equivalents of $906,885 and working capital deficit of $15,232.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

At September 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On February 14, 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination. In April 2017, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to our independent directors at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

On April 19, 2017, simultaneously with the sale of the Overallotment Units, we completed a private placement with the Sponsor for an additional 960,000 private placement warrants at a purchase price of $1.50 per warrant, generating gross proceeds of $1,440,000.

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

From February 8, 2017 (date of inception) through September 30, 2017, we incurred approximately $31,158,430 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $200,000 under a promissory note and an additional $7,277 on behalf of the Company to be used for a portion of the expenses of the Public Offering. A total of $207,277 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 12, 2017.

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

Item 6. Exhibits

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

Date: November 14, 2017

