Form 10-Q
period 2018-03-31
Vantage Energy Acquisition Corp.
filed 2018-05-14
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,741	$376,959
Prepaid expenses	145,573	175,855
Total current assets	437,314	552,814

Cash and marketable securities held in Trust Account	556,092,562	554,390,357
Total assets	$556,529,876	$554,943,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$171,986	$162,377
Accrued income taxes	328,327	-
Total current liabilities	500,313	162,377

Deferred underwriting discounts and commissions	19,320,000	19,320,000
Total liabilities	19,820,313	19,482,377

Class A common stock subject to possible redemption; 53,170,956 and 53,046,079 shares at March 31, 2018 and December 31, 2017 (at approximately $10.00 per share)	531,709,560	530,460,790

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 2,029,044 and 2,153,921 shares issued and outstanding (excluding 53,170,956 and 53,046,079 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	203	215
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	2,195,427	3,444,185
Retained earnings	2,802,993	1,554,224
Total stockholders' equity	5,000,003	5,000,004
Total liabilities and stockholders' equity	$556,529,876	$554,943,171

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31, 2018	For the Period from February 8, 2017 (date of inception) through March 31, 2017

Revenue	$-	$-

EXPENSES
Administration fee - related party	30,000	-
General and administrative expenses	192,593	7,012

TOTAL EXPENSES	222,593	7,012

OTHER INCOME
Investment income on Trust Account	1,848,125	-
Interest income	987	-

TOTAL OTHER INCOME	1,849,112	-

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	1,626,519	(7,012)

Income tax provision	377,750	-

Net income (loss) attributable to common shares	$1,248,769	$(7,012)

Weighted average shares of common stock outstanding - basic	15,953,921	11,500,000
Weighted average shares of common stock outstanding - diluted	69,000,000	11,500,000

Net income (loss) per shares of common stock - basic	$0.08	$(0.00)
Net income (loss) per shares of common stock - diluted	$0.02	$(0.00)

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances as of December 31, 2017	2,153,921	$215	13,800,000	$1,380	$3,444,185	$1,554,224	$5,000,004

Change in common stock subject to possible redemption	(124,877)	(12)	-	-	(1,248,758)	-	(1,248,770)

Net income	-	-	-	-	-	1,248,769	1,248,769

Balances as of March 31, 2018	2,029,044	$203	13,800,000	$1,380	$2,195,427	$2,802,993	$5,000,003

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Cash Flows From Operating Activities:	For the Three Months Ended March 31, 2018	For the Period from February 8, 2017 (date of inception) through March 31, 2017
Net income (loss)	$1,248,769	$(7,012)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(1,848,125)	-
Changes in operating assets and liabilities:
Prepaid expenses	30,282	-
Accrued expenses	9,609	4,155
Accrued income taxes	328,327	*
Net Cash Used In Operating Activities	(231,138)	(2,857)

Cash Flows From Investing Activities:
Interest released from Trust Account to pay franchise taxes	145,920	-
Net Cash Used In Investing Activities	145,920	-

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from Sponsor note and advances	-	122,814
Payment of offering costs	-	(129,957)
Net Cash Provided By Financing Activities	-	17,857

Net increase (decrease) in cash	(85,218)	15,000

Cash at beginning of period	376,959	-

Cash at end of period	$291,741	$15,000

Supplemental disclosure of non-cash financing activities:

Payment to related parties for general and administrative expenses paid on behalf of the Company	$79,792	$25,857
Deferred offering costs included in accrued formation and offering costs	$-	$232,987
Change in common stock subject to possible redemption	$1,248,770	$-

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

At March 31, 2018, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through March 31, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) of units (the “Units”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters of the Public Offering exercised their overallotment option in connection with the Public Offering in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the net proceeds from the Public Offering. The fiscal year of the Company is the twelve-month calendar period from January 1 through December 31.

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

Liquidation and Going Concern:

The Company only has 24 months from the closing date of the Public Offering (until April 17, 2019) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination within 24 months from the closing date of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 17, 2019. As of March 31, 2018, the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or April 17, 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income attributable to common shares by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 53,170,956 shares of Class A common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the overallotment) and private placements of the Private Placement Warrants to purchase an aggregate of 27,093,333 shares of the Company’s Class A common stock in the calculation of diluted net income per share of common stock, since their inclusion would be anti-dilutive under the treasury stock method. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of March 31, 2018, cash and marketable securities held in the Trust Account had a fair value of $242,807 and $555,849,755, respectively. At March 31, 2018, there was $4,092,562 of investment income held in the Trust Account available to be released to the Company to pay franchise and income taxes.

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

At March 31, 2018, 53,170,956 of the 55,200,000 Public Shares were classified outside of permanent equity.

At December 31, 2017, 53,046,079 of the 55,200,000 Public Shares were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On February 14, 2017, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2017 or the completion of the Public Offering. During the period February 8, 2017 (date of inception) through December 31, 2017, the Sponsor paid costs associated with the Public Offering in an aggregate of approximately $200,000 under the Note. An additional $7,277 was advanced on behalf of the Company related to the Public Offering. Upon closing of the Public Offering, the Company paid $207,277 in settlement of the Note and additional costs.

Advances from Related Parties

An affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 8, 2017 (date of inception) to March 31, 2017, these related parties paid $25,857 of offering costs and other expenses on behalf of the Company. During the three months ended March 31, 2018, these related parties paid $79,792 of other expenses on behalf of the Company. As of March 31, 2018, the amount due to the related parties was $0.

Administrative Services Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company accrued administrative fees due to the Sponsor of $30,000 for the three months ended March 31, 2018.

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

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,170,956 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2017, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,046,079 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account
March 31, 2018	$556,092,562	$556,092,562	$—	$—
December 31, 2017	$554,390,357	$554,390,357	$—	$—

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

For the three months ended March 31, 2018, we had net income of $1,248,769, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the period from February 8, 2017 (date of inception) to March 31, 2017, we had a net loss of $7,012, which consisted of solely of general and administrative expenses.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to the Sponsor, and the proceeds of loans and advances from the Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from the affiliate totaling $50,357 were repaid to the affiliate subsequent to the closing of the Public Offering. Subsequent to the Public Offering, the affiliate and the Sponsor paid an additional $718,577 of offering costs and other expenses on behalf of the Company, all of which was repaid to the related parties before December 31, 2017.

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

Approximately $552,000,000 of the net proceeds from the Public Offering (including the Overallotment Units) and the private placements with the Sponsor has been deposited in the Trust Account. The $552,000,000 of net proceeds held in the Trust Account includes $19,320,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial Business Combination. Of the gross proceeds from the Public Offering and the private placements with the Sponsor that were not deposited in the Trust Account, $11,040,000 was used to pay underwriting discounts and commissions in the Public Offering, $207,277 was used to repay loans and advances from the Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

At March 31, 2018, we had cash and cash equivalents of $291,741 and a working capital deficit of $62,999. Current liabilities of $500,313 include $328,327 of accrued income taxes which will be paid out of the Trust Account.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

At March 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and the private placements of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 27, 2018.

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

From February 8, 2017 (date of inception) through April 17, 2017, we incurred approximately $31,158,430 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Public Offering, the Sponsor loaned us $200,000 under a promissory note and an additional $7,277 on behalf of the Company to be used for a portion of the expenses of the Public Offering. A total of $207,277 was repaid upon completion of the Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on April 12, 2017.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Insider Letter Acknowledgment and Agreement, dated April 10, 2018, among the Company, M. Timothy Carey and Alan J. Katz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

10.2	Indemnification Agreement, dated April 10, 2018, between the Company and M. Timothy Carey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

10.3	Indemnification Agreement, dated April 10, 2018, between the Company and Alan J. Katz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTAGE ENERGY ACQUISITION CORP. (Registrant)

By:	/s/ Jill W. Lampert
Jill W. Lampert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: May 14, 2018

