Form 10-Q
period 2018-06-30
Vantage Energy Acquisition Corp.
filed 2018-08-14
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,934	$376,959
Prepaid expenses	225,566	175,855
Total current assets	376,500	552,814

Cash and marketable securities held in Trust Account	557,483,152	554,390,357
Total assets	$557,859,652	$554,943,171

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$843,668	$162,377
Total current liabilities	843,668	162,377

Deferred underwriting discounts and commissions	19,320,000	19,320,000
Total liabilities	20,163,668	19,482,377

Class A common stock subject to possible redemption; 53,269,598 and 53,046,079 shares at June 30, 2018 and December 31, 2017 (at approximately $10.00 per share, respectively)	532,695,980	530,460,790

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,930,402 and 2,153,921 shares issued and outstanding (excluding 53,269,598 and 53,046,079 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	193	215
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	1,209,017	3,444,185
Retained earnings	3,789,414	1,554,224
Total stockholders' equity	5,000,004	5,000,004
Total liabilities and stockholders' equity	$557,859,652	$554,943,171

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from February 8, 2017 (date of inception) to June 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

EXPENSES
Administration fee – related party	30,000	26,333	60,000	26,333
General and administrative	883,017	139,842	1,075,610	146,854

TOTAL EXPENSES	913,017	166,175	1,135,610	173,187

OTHER INCOME
Investment income on Trust Account	2,192,248	795,509	4,040,373	795,509
Interest income	914	4,900	1,901	4,900

TOTAL OTHER INCOME	2,193,162	800,409	4,042,274	800,409

NET INCOME BEFORE INCOME TAX PROVISION	1,280,145	634,234	2,906,664	627,222

Income tax provision	293,724	213,000	671,474	213,000

Net income attributable to common shares	$986,421	$421,234	$2,235,190	$414,222

Weighted average common shares outstanding – basic	15,951,465	15,699,686	15,841,544	15,008,891
Weighted average common shares outstanding – diluted	69,000,000	69,000,000	69,000,000	69,000,000

Net income per share of common stock - basic	$0.06	$0.03	$0.14	$0.03
Net income per share of common stock - diluted	$0.01	$0.01	$0.03	$0.01

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances as of December 31, 2017	2,153,921	$215	13,800,000	$1,380	$3,444,185	$1,554,224	$5,000,004

Change in common stock subject to possible redemption	(223,519)	(22)	-	-	(2,235,168)	-	(2,235,190)

Net income	-	-	-	-	-	2,235,190	2,235,190

Balances as of June 30, 2018	1,930,402	$193	13,800,000	$1,380	$1,209,017	$3,789,414	$5,000,004

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Cash Flows From Operating Activities:	For the Six Months Ended June 30, 2018	For the Period from February 8, 2017 (date of inception) through June 30, 2017
Net income	$2,235,190	$414,222
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(4,040,373)	(800,409)
Changes in operating assets and liabilities:
Prepaid expenses	(49,711)	(154,948)
Accrued expenses	681,291	101,375
Accrued income taxes	—	213,000
Net Cash Used In Operating Activities	(1,173,603)	(226,760)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(552,000,000)
Interest released from Trust Account to pay taxes	947,578	—
Net Cash Provided By (Used In) Investing Activities	947,578	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	—	552,000,000
Proceeds from sale of Private Placement Warrants	—	13,040,000
Payment of underwriter discounts and commissions	—	(11,040,000)
Payment of offering costs	—	(311,342)
Payment to related parties for operating costs paid on behalf of the Company	—	(487,088)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note and advances	—	207,277
Payment of Sponsor note and advances	—	(207,277)
Due to related parties	—	26,471
Net Cash Provided By Financing Activities	—	553,253,041

Net increase (decrease) in cash	(226,025)	1,026,281

Cash at beginning of period	376,959	—

Cash at end of period	$150,934	$1,026,281

Supplemental disclosures of cash flow information:
Income and franchise taxes paid	$947,578	$—

Supplemental disclosure of non-cash financing activities:

Payment to related parties for general and administrative expenses paid on behalf of the Company	$158,455	$200,261
Deferred underwriting discounts and commissions	$—	$19,320,000
Change in common stock subject to possible redemption	$2,235,190	$529,320,790

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through June 30, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) of units (the “Units”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters of the Public Offering exercised their overallotment option in connection with the Public Offering in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

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

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 17, 2019. As of June 30, 2018, the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or April 17, 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 27, 2018.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income attributable to common shares by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 53,269,598 and 52,932,079 shares of Class A common stock subject to possible redemption at June 30, 2018 and 2017, respectively, have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the overallotment) and private placements of the Private Placement Warrants to purchase an aggregate of 27,093,333 shares of the Company’s Class A common stock in the calculation of diluted net income per share of common stock, since their inclusion would be anti-dilutive under the treasury stock method.

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

As of June 30, 2018, cash and marketable securities held in the Trust Account had a fair value of $176,584 and $557,306,568, respectively. At June 30, 2018, there was $4,040,373 of investment income held in the Trust Account available to be released to the Company to pay franchise and income taxes.

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

At June 30, 2018, 53,269,598 of the 55,200,000 Public Shares were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Pursuant to Section 850-10-20, the Company’s related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

On April 30, 2018, the Sponsor transferred an aggregate of 80,000 Founder Shares to two of the Company's independent directors at their original purchase price.

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

Advances from Related Parties

An affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to June 30, 2017, the affiliate paid $687,349 of offering costs and other expenses on behalf of the Company, which comprised of $487,088 in offering cost and $200,261 in other expenses. During the three and six months ended June 30, 2018, these related parties paid $78,663 and $158,455 of other expenses on behalf of the Company. No amounts are due to related parties as of June 30, 2018.

Administrative Services Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid administrative fees due to the Sponsor of $30,000 and $60,000 for the three and six months ended June 30, 2018, respectively. The Company paid the Sponsor $26,333 for such services for the three months ended June 30, 2017 and for the period February 8, 2017 (date of inception) to June 30, 2017, respectively.

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

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,269,598 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2017, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,046,079 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account
June 30, 2018	$557,483,152	$557,483,152	$—	$—
December 31, 2017	$554,390,357	$554,390,357	$—	$—

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

For the three months ended June 30, 2018, we had net income of $986,421, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the three months ended June 30, 2017, we had net income of $421,234, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the six months ended June 30, 2018, we had net income of $2,235,190, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

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

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes. During the six months ended June 30, 2018, total interest of $947,578 was released from the Trust Account in order to pay franchise and income taxes.

At June 30, 2018, we had cash and cash equivalents of $150,934 and a working capital deficit of $467,168.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

At June 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and the private placements of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On February 14, 2017, the Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial Business Combination. In April 2017, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in the Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. On April 10, 2017, the Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. On April 30, 2018, the Sponsor transferred an aggregate of 80,000 Founder Shares to two of our other independent directors at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

VANTAGE ENERGY ACQUISITION CORP. (Registrant)

By:	/s/ Roger J. Biemans
Roger J. Biemans
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Jill W. Lampert
Jill W. Lampert
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: August 14, 2018

