Form 10-Q
period 2018-09-30
Vantage Energy Acquisition Corp.
filed 2018-11-14
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of November 6, 2018, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,053	$376,959
Prepaid expenses	64,323	175,855
Total current assets	94,376	552,814

Cash and marketable securities held in Trust Account	559,731,733	554,390,357
Total assets	$559,826,109	$554,943,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,003,854	$162,377
Accrued income taxes	33,761	—
Total current liabilities	1,037,615	162,377

Deferred underwriting discounts and commissions	19,320,000	19,320,000
Total liabilities	20,357,615	19,482,377

Class A common stock subject to possible redemption; 53,446,849 and 53,046,079 shares at September 30, 2018 and December 31, 2017 (at approximately $10.00 per share, respectively)	534,468,490	530,460,790

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,753,151 and 2,153,921 shares issued and outstanding (excluding 53,446,849 and 53,046,079 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	175	215
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	-	3,444,185
Retained earnings	4,998,449	1,554,224
Total stockholders’ equity	5,000,004	5,000,004
Total liabilities and stockholders’ equity	$559,826,109	$554,943,171

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the nine Months Ended September 30,	For the Period from February 8, 2017 (date of inception) to September 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

EXPENSES
Administration fee – related party	30,000	30,000	90,000	56,333
General and administrative	321,980	456,979	1,397,590	603,833

TOTAL EXPENSES	351,980	486,979	1,487,590	660,166

OTHER INCOME
Investment income on Trust Account	2,648,975	1,368,106	6,689,348	2,168,515
Interest income	544	2,764	2,445	2,764

TOTAL OTHER INCOME	2,649,519	1,370,870	6,691,793	2,171,279

NET INCOME BEFORE INCOME TAX PROVISION	2,297,539	883,891	5,204,203	1,511,113

Income tax provision	525,029	371,400	1,196,503	584,400

Net income attributable to common shares	$1,772,510	$512,491	$4,007,700	$926,713

Weighted average common shares outstanding – basic	15,728,475	16,067,364	15,744,356	15,411,453
Weighted average common shares outstanding – diluted	69,000,000	69,000,000	69,000,000	69,000,000

Net income per share of common stock - basic	$0.11	$0.03	$0.25	$0.06
Net income per share of common stock - diluted	$0.03	$0.01	$0.06	$0.01

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances as of December 31, 2017	2,153,921	$215	13,800,000	$1,380	$3,444,185	$1,554,224	$5,000,004

Change in common stock subject to possible redemption	(400,770)	(40)	-	-	(4,007,660)	-	(4,007,700)

Reclass additional paid-in capital to retained earnings	-	-	-	-	563,475	(563,475)	-

Net income	-	-	-	-	-	4,007,700	4,007,700

Balances as of September 30, 2018	1,753,151	$175	13,800,000	$1,380	$-	$4,998,449	$5,000,004

See accompanying notes to unaudited condensed financial statements

VANTAGE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

Cash Flows From Operating Activities:	For the Nine Months Ended September 30, 2018	For the Period from February 8, 2017 (date of inception) through September 30, 2017
Net income	$4,007,700	$926,713
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(6,689,348)	(2,168,515)
Changes in operating assets and liabilities:
Prepaid expenses	111,532	(162,370)
Accounts payable and accrued expenses	841,477	492,143
Accrued income taxes	33,761	584,400
Net Cash Used In Operating Activities	(1,694,878)	(327,629)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(552,000,000)
Interest released from Trust Account to pay taxes	1,347,972	—
Net Cash Provided By (Used In) Investing Activities	1,347,972	(552,000,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	—	552,000,000
Proceeds from sale of Private Placement Warrants	—	13,040,000
Payment of underwriter discounts and commissions	—	(11,040,000)
Payment of offering costs	—	(311,342)
Payment to related parties for operating costs paid on behalf of the Company	—	(487,088)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note and advances	—	207,277
Payment of Sponsor note and advances	—	(207,277)
Due to related parties	—	7,944
Net Cash Provided By Financing Activities	—	553,234,514

Net increase (decrease) in cash	(346,906)	906,885

Cash at beginning of period	376,959	—

Cash at end of period	$30,053	$906,885

Supplemental disclosures of cash flow information:
Income and franchise taxes paid	$1,347,293	$—

Supplemental disclosure of non-cash financing activities:

Payment to related parties for general and administrative expenses paid on behalf of the Company	$239,103	$247,588
Deferred underwriting discounts and commissions	$-	$19,320,000
Change in common stock subject to possible redemption	$4,007,700	$529,833,280

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

At September 30, 2018, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through September 30, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) of units (the “Units”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the ”Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters of the Public Offering exercised their overallotment option in connection with the Public Offering in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

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

Liquidation and Going Concern

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

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 17, 2019. As of September 30, 2018, the Company may not have sufficient liquidity to meet its future obligations. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or April 17, 2019.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income attributable to common shares by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 53,446,849 and 52,983,328 shares of Class A common stock subject to possible redemption at September 30, 2018 and 2017, respectively, have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the overallotment) and private placements of the Private Placement Warrants to purchase an aggregate of 27,093,333 shares of the Company’s Class A common stock in the calculation of diluted net income per share of common stock, since their inclusion would be anti-dilutive under the treasury stock method.

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

As of September 30, 2018, cash and marketable securities held in the Trust Account had a fair value of $210,550 and $559,521,183, respectively. At September 30, 2018, there was $7,731,733 of investment income held in the Trust Account available to be released to the Company to pay franchise and income taxes.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital or in the absence of additional paid-in capital, retained earnings.

At September 30, 2018, 53,446,849 of the 55,200,000 Public Shares were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018 or December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018 or December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in its Form 10-Q for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On April 30, 2018, the Sponsor transferred an aggregate of 80,000 Founder Shares to two of the Company’s independent directors at their original purchase price.

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

Advances from Related Parties

An affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to September 30, 2017, the affiliate paid $734,676 of offering costs and other expenses on behalf of the Company, which comprised of $487,088 in offering cost and $247,588 in other expenses. During the three and nine months ended September 30, 2018, these related parties paid $80,648 and $239,103 of other expenses on behalf of the Company. No amounts are due to related parties as of September 30, 2018.

Administrative Services Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid administrative fees due to the Sponsor of $30,000 and $90,000 for the three and nine months ended September 30, 2018, respectively. The Company paid the Sponsor $30,000 and $56,333 for such services for the three months ended September 30, 2017 and for the period February 8, 2017 (date of inception) to September 30, 2017, respectively.

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

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,446,849 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2017, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,046,079 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and December 31, 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account
September 30, 2018	$559,731,733	$559,731,733	$—	$—
December 31, 2017	$554,390,357	$554,390,357	$—	$—

Note 8. Subsequent Events

On October 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses pursuant to an unsecured promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of April 17, 2019 or the completion of the Initial Business Combination. The loan will be repaid upon the completion of the Initial Business Combination out of the proceeds of the trust account. In the event that the Initial Business Combination does not close, such loan would be repaid only out of funds held outside of the trust account.

On November 6, 2018, the Company entered into a Purchase and Sale Agreement (the “Business Combination Agreement”) by and among the Company, QEP Energy Company, a Delaware corporation (“QEP”), and Vantage Acquisition Operating Company, LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (“OpCo”), pursuant to which OpCo will acquire all of QEP’s right, title and interest in and to certain oil and natural gas assets located in the Williston Basin in North Dakota and Montana.

At the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Business Combination”), OpCo will pay aggregate consideration of approximately $1.65 billion in cash, subject to purchase price adjustments as further described in the Business Combination Agreement. For a period of five years following the Closing, QEP will be entitled to receive an aggregate of up to 5.8 million shares of Class A Common Stock of the Company in earn-out consideration based on certain stock price thresholds. QEP is entitled to registration rights with respect to these earn-out shares. The parties expect the Business Combination to close late in the first quarter or early in the second quarter of 2019, subject to the satisfaction or waiver of certain customary conditions, including, among others, the approval of the Business Combination Agreement and the transactions contemplated thereby by the Company’s stockholders.

On November 6, 2018, OpCo entered into a commitment letter (the “Debt Commitment Letter”) with the lenders party thereto (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to make available to OpCo in accordance with the terms of the Debt Commitment Letter, on the date of Closing, a senior secured reserve-based revolving credit facility in the aggregate principal amount of up to $1,500 million (the “RBL Facility”) and a senior unsecured increasing rate bridge loan facility in an aggregate principal amount of up to $400 million (less any proceeds received from the issuance of senior unsecured notes on or prior to the Closing Date) (the “Senior Bridge Facility”). The RBL Facility is expected to have an initial borrowing base of $900 million and over $600 million of availability on the date of Closing. The proceeds of the borrowings under the RBL Facility and the Senior Bridge Facility and/or from the issuance of senior notes and/or securities (if applicable) will be used, together with the cash in the Company’s trust account, to finance the consideration and the costs and expenses of the business combination.

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

For the three months ended September 30, 2018, we had net income of $1,772,510, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the three months ended September 30, 2017, we had net income of $512,491, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the nine months ended September 30, 2018, we had net income of $4,007,700, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

For the period from February 8, 2017 (date of inception) to September 30, 2017, we had net income of $926,713, which consisted of interest income held in the Trust Account net of operating costs, administrative service fees and income tax provision.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to the Sponsor, and the proceeds of loans and advances from the Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of the Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from the affiliate totaling $50,357 were repaid to the affiliate subsequent to the closing of the Public Offering. Subsequent to the Public Offering, the affiliate and the Sponsor paid an additional $718,577 of offering costs and other expenses on behalf of the Company, all of which was repaid to the related parties before December 31, 2017. On October 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses pursuant to an unsecured promissory note. This loan is non-interest bearing and payable on the earlier of April 17, 2019 or the completion of the Initial Business Combination.

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

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes. During the nine months ended September 30, 2018, total interest of $1,347,972 was released from the Trust Account in order to pay franchise and income taxes of $1,347,293.

At September 30, 2018, we had cash and cash equivalents of $30,053 and a working capital deficit of $943,239.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

At September 30, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On April 10, 2017, we entered into an administrative services agreement pursuant to which we have agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, we were not subject to any market or interest rate risk.  The net proceeds from the Public Offering and the private placements of the private placement warrants held in the Trust Account have been invested solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $19,320,000, which amount will be payable upon consummation of the initial Business Combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the private placement warrants were $553,000,000, of which $552,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account.

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

VANTAGE ENERGY ACQUISITION CORP. (Registrant)

By:	/s/ Roger J. Biemans
Roger J. Biemans
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ David Wolf
David Wolf
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: November 14, 2018