Form 10-K
period 2018-12-31
Vantage Energy Acquisition Corp.
filed 2019-03-18
CIK 1698209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price for the registrant’s common stock on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $544,824,000.

For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 15, 2019, 55,200,000 shares of Class A Common Stock, par value $0.0001 per share, and 13,800,000 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

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

ii

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on February 8, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. Under our amended and restated certificate of incorporation, if we do not consummate an initial business combination by April 17, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account described below including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Prior to our Public Offering, on February 14, 2017, our Sponsor purchased an aggregate of 11,500,000 shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate purchase price of $25,000, or approximately $0.002 per share. On April 10, 2017, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, our Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. On April 30, 2018, our Sponsor transferred another 80,000 Founder Shares to two of our other independent directors at their original purchase price. The holders of our Founder Shares (including our Sponsor and our independent directors) are referred to herein as our “initial stockholders.”

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

On April 27, 2017, we announced that holders of the Units sold in our Public Offering may elect to separately trade the shares of Class A common stock and Warrants included in the Units. The shares of Class A common stock and Warrants that are separated trade on the NASDAQ Capital Market (“NASDAQ”) under the symbols “VEAC” and “VEACW,” respectively. Those units not separated continue to trade on NASDAQ under the symbol “VEACU.”

On November 6, 2018, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with QEP Energy Company, a Delaware corporation (“QEP Seller”), and Vantage Acquisition Operating Company, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“OpCo”), relating to the proposed acquisition by us, through OpCo, of certain oil and natural gas assets located primarily in the Williston Basin in North Dakota and Montana. On February 20, 2019, the Company, QEP Seller and OpCo mutually agreed to terminate the Purchase Agreement. The termination of the Purchase Agreement was effective as of February 20, 2019.

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

Our initial stockholders, Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $200,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor, in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

During the year ended December 31, 2018, the Company did not have sufficient funds to meet its working capital requirements.

During the year ended December 31, 2018, the Company did not have sufficient funds to meet its working capital requirements. On October 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of April 17, 2019 or the completion of the Initial Business Combination. The Sponsor Note will be repaid upon the completion of the Initial Business Combination out of the proceeds of the trust account. In the event that the Initial Business Combination does not close, such loan would be repaid only out of funds held outside of the trust account. As of December 31, 2018, the outstanding balance on the loan was $1,472,224. Management has determined that the Company has access to additional funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or April 17, 2019.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2018, not including cash and marketable securities held in the Trust Account in the amount of $562,262,437, we had $26,415 in cash and cash equivalents and $3,483,567 in total current liabilities. Further, we have incurred and may continue to incur significant costs in pursuit of our acquisition plans. If we are not successful in consummating an initial business combination within 24 months after the Closing Date, we will liquidate in accordance with our amended and restated certificate of incorporation. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to consummate an initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. We did not hold an annual meeting in 2018. On January 3, 2019, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2017. On February 19, 2019, we submitted a plan to regain compliance to NASDAQ. If NASDAQ accepts the plan to regain compliance, NASDAQ can grant an exception of up to 180 calendar days from the fiscal year end, or until July 1, 2019, to regain compliance.

In addition, under Section 211(b) of the DGCL, we are required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Holders

At March 15, 2019, there was one holder of record of our Units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On February 14, 2017, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for $25,000, or approximately $0.002 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of our initial business combination. In April 2017, we effected a stock dividend of 2,300,000 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, our Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. On April 30, 2018, our Sponsor transferred another 80,000 Founder Shares to two of our other independent directors at their original purchase price. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

From February 8, 2017 (date of inception) through December 31, 2018, we incurred approximately $31,158,430 for costs and expenses related to our Public Offering. In connection with the closing of our Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination. Prior to the closing of our Public Offering, our Sponsor loaned us $200,000 under a promissory note and an additional $7,277 on behalf of the Company to be used for a portion of the expenses of our Public Offering. A total of $207,277 was repaid upon completion of our Public Offering out of the $1,000,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on April 12, 2017.

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

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

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

On November 6, 2018, we entered into the Purchase Agreement with QEP Seller and OpCo, relating to the proposed acquisition by us, through OpCo, of certain oil and natural gas assets located primarily in the Williston Basin in North Dakota and Montana. On February 20, 2019, the Company, QEP Seller and OpCo mutually agreed to terminate the Purchase Agreement. The termination of the Purchase Agreement was effective as of February 20, 2019.

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

For the period from February 8, 2017 (date of inception) to December 31, 2017, we had net income of $1,554,224, which consisted of interest income held in the Trust Account of $3,404,593, net of expenses of $889,792 and income tax provision of $960,577.

For the year ended December 31, 2018, we had net income of $4,048,189, which consisted of interest income held in the Trust Account of $9,777,780, net of expenses of $3,919,184 and income tax provision of $1,810,407.

Liquidity and Capital Resources

Until the consummation of our Public Offering, our only source of liquidity was an initial sale of Founder Shares to our Sponsor, and the proceeds of loans and advances from our Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of our Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from the affiliate totaling $50,357 were repaid to the affiliate subsequent to the closing of our Public Offering. Subsequent to our Public Offering, the affiliate and the Sponsor paid an additional $768,934 of offering costs and other expenses on behalf of the Company, of which $768,934 was repaid to the related parties before December 31, 2017. During the year ended December 31, 2018, these related parties paid $914,171 of other expenses on behalf of the Company. As of December 31, 2018, $29,377 was due to related parties.

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

At December 31, 2018, we had cash and cash equivalents of $26,415 and a working capital deficit of $3,433,454.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

As of December 31, 2018, the Company does not have sufficient liquidity to meet its future obligations. As of December 31, 2018, the Company had a working deficit of approximately $3.4 million, current liabilities of approximately $3.5 million and had cash of approximately $26,400. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the initial business combination or April 17, 2019.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

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

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2018 and December 31, 2017	F-3

Statements of Operations for the Year Ended December 31, 2018 and for the Period from February 8, 2017 (date of inception) to December 31, 2017	F-4

Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2018 and for the Period from February 8, 2017 (date of inception) to December 31, 2017	F-5

Statements of Cash Flows for the Year Ended December 31, 2018 and for the Period from February 8, 2017 (date of inception) to December 31, 2017	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Vantage Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vantage Energy Acquisition Corp. (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2018 and for the period from February 8, 2017 (date of inception) to December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from February 8, 2017 (date of inception) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by April 17, 2019, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2017.

New York, New York

March 18, 2019

VANTAGE ENERGY ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$26,415	$376,959
Prepaid expenses	23,698	175,855
Total current assets	50,113	552,814

Cash and marketable securities held in Trust Account	562,262,437	554,390,357
Total assets	$562,312,550	$554,943,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,747,382	$162,377
Accrued income and franchise taxes	204,584	—
Due to related parties	59,377	—
Note payable – related party	1,472,224	—
Total current liabilities	3,483,567	162,377

Deferred underwriting discounts and commissions	19,320,000	19,320,000
Total liabilities	22,803,567	19,482,377

Class A common stock subject to possible redemption; 53,450,898 and 53,046,079 shares at December 31, 2018 and 2017 (at approximately $10.00 per share, respectively)	534,508,980	530,460,790

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 1,749,102 and 2,153,921 shares issued and outstanding (excluding 53,450,898 and 53,046,079 shares subject to possible redemption) at December 31, 2018 and 2017, respectively	175	215
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	-	3,444,185
Retained earnings	4,998,448	1,554,224
Total stockholders’ equity	5,000,003	5,000,004
Total liabilities and stockholders’ equity	$562,312,550	$554,943,171

See accompanying notes to financial statements

VANTAGE ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from February 8, 2017 (date of inception) to December 31,
	2018	2017

Revenue	$—	$—

EXPENSES
Administration fee – related party	120,000	86,333
General and administrative	3,799,184	803,459

TOTAL EXPENSES	3,919,184	889,792

OTHER INCOME
Investment income on Trust Account	9,775,211	3,400,357
Interest income	2,569	4,236

TOTAL OTHER INCOME	9,777,780	3,404,593

NET INCOME BEFORE INCOME TAX PROVISION	5,858,596	2,514,801

Income tax provision	1,810,407	960,577

Net income	$4,048,189	$1,554,224

Weighted average common shares outstanding – basic	15,664,350	15,555,521
Weighted average common shares outstanding – diluted	69,000,000	69,000,000

Net income per share of common stock - basic	$0.26	$0.10
Net income per share of common stock - diluted	$0.06	$0.02

See accompanying notes to financial statements

VANTAGE ENERGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Sale of Class B common stock to Sponsor	-	$-	13,800,000	$1,380	$23,620	$-	$25,000

Sale of Units in Public Offering	55,200,000	5,520	-	-	551,994,480	-	552,000,000

Underwriters’ discount and offering expenses	-	-	-	-	(31,158,430)	-	(31,158,430)

Sale of Private Placement Warrants	-	-	-	-	13,040,000	-	13,040,000

Shares subject to possible redemption	(53,046,079)	(5,305)	-	-	(530,455,485)	-	(530,460,790)

Net income	-	-	-	-	-	1,554,224	1,554,224

Balance as of December 31, 2017	2,153,921	215	13,800,000	1,380	3,444,185	1,554,224	5,000,004

Change in common stock subject to possible redemption	(404,819)	(40)	-	-	(4,048,150)	-	(4,048,190)

Reclass additional paid-in capital to retained earnings	-	-	-	-	603,965	(603,965)	-

Net income	-	-	-	-	-	4,048,189	4,048,189

Balance as of December 31, 2018	1,749,102	$175	13,800,000	$1,380	$-	$4,998,448	$5,000,003

See accompanying notes to financial statements

VANTAGE ENERGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

Cash Flows From Operating Activities:	For the Year Ended December 31, 2018	For the Period from February 8, 2017 (date of inception) to December 31, 2017
Net income	$4,048,189	$1,554,224
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on marketable securities held in Trust Account	(9,775,211)	(3,400,357)
Changes in operating assets and liabilities:
Prepaid expenses	152,157	(175,855)
Accounts payable and accrued expenses	1,585,005	162,377
Accrued income and franchise taxes	204,584	—
Net Cash Used In Operating Activities	(3,785,276)	(1,859,611)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(552,000,000)
Investment income released from Trust Account to pay taxes	1,903,131	1,010,000
Net Cash Provided By (Used In) Investing Activities	1,903,131	(550,990,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A common stock	—	552,000,000
Proceeds from sale of Private Placement Warrants	—	13,040,000
Payment of underwriter discounts and commissions	—	(11,040,000)
Payment of offering costs	—	(311,342)
Payment to related parties for operating costs paid on behalf of the Company	—	(487,088)
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from Sponsor note and advances	1,472,224	207,277
Payment of Sponsor note and advances	—	(207,277)
Due to related parties	59,377
Net Cash Provided By Financing Activities	1,531,601	553,226,570

Net increase (decrease) in cash	(350,544)	376,959

Cash at beginning of period	376,959	—

Cash at end of period	$26,415	$376,959

Supplemental disclosures of cash flow information:
Income taxes paid	$1,638,984	$1,010,000

Supplemental disclosure of non-cash financing activities:

Payment to related parties for general and administrative expenses paid on behalf of the Company	$914,171	$281,846
Deferred underwriters’ discounts and commissions charged to additional paid-in capital in connection with the Public Offering	$-	$19,320,000
Change in value of Class A common stock subject to possible redemption	$4,048,190	$530,460,790

See accompanying notes to financial statements

VANTAGE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2018, the Company had not commenced any operations. All activity for the period from February 8, 2017 (date of inception) through December 31, 2018 relates to the Company’s formation and the initial public offering (the “Public Offering”) of units (the “Units”) described below, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. On April 17, 2017, the Company closed its Public Offering of 48,000,000 units at a price of $10.00 per Unit (See Note 3 and Note 6). On April 17, 2017, simultaneously with the consummation of the Public Offering, the Company completed the private sale of 7,733,333 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant to the Company’s sponsor, NGP Vantage Energy LLC, a Delaware limited liability company (the “Sponsor”). On April 17, 2017, the underwriters of the Public Offering exercised their overallotment option in connection with the Public Offering in full and, on April 19, 2017, the underwriters purchased 7,200,000 Units (“Overallotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds of $72,000,000. Simultaneously with the closing of the overallotment, the Company consummated the private placement of an additional 960,000 Private Placement Warrants to the Sponsor, generating gross proceeds of approximately $1,440,000.

The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income on cash and marketable securities from the net proceeds from the Public Offering. The fiscal year of the Company is the twelve-month calendar period from January 1 through December 31.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, the Company determined that the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 17, 2019. As of December 31, 2018, the Company does not have sufficient liquidity to meet its future obligations. As of December 31, 2018, the Company had a working deficit of approximately $3.4 million, current liabilities of approximately $3.5 million and had cash of approximately $26,400. Management has determined that the Company has access to funds from the Sponsor entity that are sufficient to fund the working capital needs of the Company until the Initial Business Combination or April 17, 2019.

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

Net Income Per Share of Common Stock

Net income per share of common stock is computed by dividing net income attributable to common shares by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 53,450,898 and 53,046,079 shares of Class A common stock subject to possible redemption at December 31, 2018 and 2017, respectively, have been excluded from the calculation of basic net income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the overallotment) and private placements of the Private Placement Warrants to purchase an aggregate of 27,093,333 shares of the Company’s Class A common stock in the calculation of diluted net income per share of common stock, since their inclusion would be anti-dilutive under the treasury stock method.

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

As of December 31, 2018, cash and marketable securities held in the Trust Account had a fair value of $562,262,437. At December 31, 2018, there was $9,775,211 of investment income held in the Trust Account available to be released to the Company to pay franchise and income taxes.

As of December 31, 2017, cash and marketable securities held in the Trust Account had a fair value of $554,390,357.

Redeemable Class A Common Stock

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

At December 31, 2018, 53,450,898 of the 55,200,000 Public Shares were classified outside of permanent equity.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018 or 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018 or 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On October 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of April 17, 2019 or the completion of the Initial Business Combination. The Sponsor Note will be repaid upon the completion of the Initial Business Combination out of the proceeds of the Trust Account. In the event that the Initial Business Combination does not close, such loan would be repaid only out of funds held outside of the Trust Account. As of December 31, 2018, the outstanding balance on the loan was $1,472,224.

Advances from Related Parties

An affiliate of the Company’s executive officers and the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. During the period February 14, 2017 to December 31, 2017, the affiliate paid $768,934 of offering costs and other expenses on behalf of the Company, which comprised of $487,088 in offering cost and $281,846 in other expenses. During the year ended December 31, 2018, these related parties paid $914,171 of other expenses on behalf of the Company. As of December 31, 2018, $29,377 was due to related parties.

Administrative Services Agreement

The Company, commencing on April 11, 2017, has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $120,000 and $86,333 of administrative fee expenses for the year ended December 31, 2018 and for the period February 8, 2017 (date of inception) through December 31, 2017, respectively. As of December 31, 2018, the Company had $30,000 payable to the Sponsor, which is included in the due to related parties on the balance sheet.

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

Note 6. Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes 200,000,000 shares of Class A common stock and 20,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2018, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,450,898 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding. At December 31, 2017, there were 55,200,000 shares of Class A common stock issued and outstanding (of which 53,046,079 were classified outside of permanent equity) and 13,800,000 shares of Class B common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and marketable securities held in Trust Account
December 31, 2018	$562,262,437	$562,262,437	$—	$—
December 31, 2017	$554,390,357	$554,390,357	$—	$—

Note 8. Income Taxes

The Company’s deferred tax assets are as follows at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred tax asset
Organizational costs/Startup expenses	$580,641	$66,079
Valuation Allowance	(580,641)	(66,079)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following at December 31, 2018 and 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal
Current	$1,810,407	$960,577
Deferred	(580,641)	(66,079)
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	580,641	66,079
Income tax provision (benefit)	$1,810,407	$960,577

As of December 31, 2018, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2018 and 2017, the change in the valuation allowance was $580,641 and $66,079, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 and 2017 is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Statutory federal income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in tax rate	0.0%	1.5%
Change in valuation allowance	9.9%	2.6%
Income tax provision (benefit)	30.9%	38.2%

Note 9. Subsequent Events

As previously disclosed, on November 6, 2018, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with QEP Energy Company, a Delaware corporation (“QEP Seller”), and Vantage Acquisition Operating Company, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“OpCo”), relating to the proposed acquisition by the Company, through OpCo, of certain oil and natural gas assets located primarily in the Williston Basin in North Dakota and Montana. As disclosed in Form 8-K filing, on February 20, 2019, the Company, QEP Seller and OpCo mutually agreed to terminate the Purchase Agreement. The termination of the Purchase Agreement is effective as of February 20, 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Roger J. Biemans*	58	Chief Executive Officer and Director
David D. Wolf*	48	Chief Financial Officer
Carey Peters*	42	Chief Accounting Officer
Jeffrey A. Zlotky*	58	Secretary
Scott A. Gieselman	55	Director
Craig S. Glick	59	Director
M. Timothy Carey	75	Independent Director
Justin A. Gannon	69	Independent Director
Alan J. Katz	64	Independent Director
William K. White	76	Independent Director

*	Denotes an executive officer.

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

We believe that Mr. Biemans’ extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, bring important and valuable skills to our board of directors.

David D. Wolf was appointed as our Chief Financial Officer effective November 6, 2018. Mr. Wolf has served as President and CEO of Fuse Energy LLC since 2014. From 2008 until 2013, David was Executive Vice President and Chief Financial Officer of Berry Petroleum Company where he managed the commercial and technical aspects of Berry’s corporate development and had responsibility over Berry’s finance, accounting, and marketing functions. Prior to Berry, David was Managing Director in JP Morgan’s Investment Banking group from 1995 until 2008. David holds a B.S. in Economics from Rollins College and an MBA in Finance from the Crummer Graduate School of Business at the same institution.

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

Jeffrey A. Zlotky has been our Secretary since February 2017. Mr. Zlotky serves as Partner and General Counsel of the NGP Funds. Prior to joining NGP in 2015, Mr. Zlotky spent his entire professional career with the global law firm of Thompson & Knight LLP, where he was a partner in their Corporate and Securities practice group, with an emphasis on energy finance and private equity. During his tenure, Mr. Zlotky served in a variety of increasing management positions, including as its global Managing Partner from 2009 to 2012 and as a member of the board of directors of the Thompson & Knight Foundation. He served as a Director of Petrus Resources Ltd., an energy company active in property exploitation, strategic acquisitions and risk-managed exploration in western Canada, from December 29, 2015 until November 7, 2018. Mr. Zlotky attended Princeton University, from which he graduated magna cum laude, and The University of Texas School of Law, from which he graduated with honors and served as an Associate Editor of the Texas Law Review.

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

Craig S. Glick has served as a member of our board of directors since February 2017. Mr. Glick joined NGP in 2006 and serves as Partner of the NGP Funds and sits on the Executive Committee. Previously, Mr. Glick served as Managing Director and General Counsel for NGP Midstream & Resources from 2006 to 2008. He was a founding partner of Kosmos Energy Holdings and served as Senior Vice President, General Counsel and Corporate Secretary from 2003 to 2006. His previous tenures also include Hunt Resources and Hunt Oil Company (1999 to 2003), Gulf Canada Resources, Limited (1994 to 1999), and Torch Energy Advisors (1994). Mr. Glick was a Partner in the law firm of Vinson & Elkins from 1985 to 1994 and has been a director of four publicly-traded companies: Northern Blizzard Resources, Inc., Parallel Energy Trust, Westside Energy, Inc. and Gulf Indonesia Resources. Mr. Glick received a B.A. in Political Science, cum laude, in 1982 from Tulane University and earned a J.D. in 1985 from the University of Texas School of Law, where he was a member of the Texas Law Review.

We believe that Mr. Glick’s experience serving on the board of four publicly-traded companies, as well as his extensive experience in the energy industry, bring important and valuable skills to our board of directors.

M. Timothy Carey has served as a member of our board of directors since April 2018. Mr. Carey has acted as an independent consultant, private investor and corporate director of numerous private companies in the oil and gas production and oilfield services business since 2010. From 1981-2010, Mr. Carey served in various executive positions at CRC-Evans Pipeline Int’l. Inc., a leading energy pipeline construction equipment company, and its predecessor and affiliated companies. In 1992, following Enterra Inc.’s acquisition of CRC-Evans, Mr. Carey was promoted to serve as the president of the downhole services group of Enterra Inc. Following the merger of Enterra and Weatherford International, Mr. Carey was promoted to serve as a Senior Vice President of Weatherford-Enterra Inc. and served in that capacity until 1997 when Mr. Carey and other former CRC-Evans executives led a buy-out of CRC-Evans. Following this 1997 acquisition, Mr. Carey served as President of CRC-Evans and continued in that capacity following the successful sale of the company to a regional utility company in 1999. In 2003, following a series of mergers involving the regional utility owner, Mr. Carey led another successful management buy-out of CRC-Evans from the successor owner. From 2003 to 2010, Mr. Carey served as CEO of CRC-Evans until its successful sale in 2010 to Stanley Black and Decker, following which, Mr. Carey continued to act as an advisor for the acquirer. Mr. Carey has a Chemical Engineering degree from Vanderbilt University and an MBA from Stanford University.

We believe that Mr. Carey’s leadership and consulting experience in the oil and gas production and oilfield services industries bring important and valuable skills to the board of directors.

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

Alan J. Katz has served as a member of our board of directors since April 2018. Mr. Katz has served as Chief Technology Officer of ES Xplore LLC, an oil and gas exploration technology company, since 2016. Prior to ES Xplore’s spin-out from Hunt Consolidated in 2016, Mr. Katz served as Senior Vice President of Hunt Energy Enterprises from 2009 to 2016. Prior to that, Mr. Katz served as Managing Director and Chief Technology Officer of WR Hambrecht from 1997 to 2009 and as a Partner in its venture capital funds. Previously, he was at Texas Instruments from 1988 to 1997, where he was founding director of TI Ventures and managed the Machine Learning Group in the Central Research Laboratory. Prior to Texas Instruments, Mr. Katz worked as a Senior Research Physicist in Exxon’s Upstream Rock Physics group. He has been a director of several private companies, including Decision Economics, Vizu, and Isochron. Mr. Katz received a PhD and an MS in Physics in 1982 and 1978, respectively, from Stanford University and earned a BA in Physics and Mathematics from the University of Chicago in 1976.

We believe that Mr. Katz’s experience in both the oil and gas industry and the investment banking industry bring important and valuable skills to the board of directors.

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

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Carey and Mr. White, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Gannon, Mr. Glick and Mr. Katz, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Gieselman and Mr. Biemans, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Gannon, Mr. White and Mr. Katz, all of whom are independent, serve as members of our audit committee.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Carey, Mr. Gannon, Mr. Katz and Mr. White. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, these directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018, there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2019 by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
NGP Vantage Energy LLC (our Sponsor)(2)(3)	13,640,000	19.8%
Roger J. Biemans(2)(3)	13,640,000	19.8%
Jill W. Lampert(4)	—	—
David D. Wolf	—	—
Carey Peters	—	—
Jeffrey A. Zlotky	—	—
Scott A. Gieselman(5)	13,640,000	19.8%
Craig S. Glick(5)	13,640,000	19.8%
M. Timothy Carey(2)	40,000	*
Justin A. Gannon(2)	40,000	*
Alan J. Katz(2)	40,000	*
William K. White(2)	40,000	*
All directors and executive officers as a group (10 individuals)	13,800,000	20.0%
Alyeska Investment Group, L.P.(6)	5,333,336	7.7%
Adage Capital Partners, L.P.(7)	4,450,000	6.4%
Polar Asset Management Partners Inc.(8)	3,492,216	5.1%

*	Less than one percent.

(1)	This table is based on 69,000,000 shares of common stock outstanding at March 15, 2019, of which 55,200,000 were shares of Class A common stock and 13,800,000 were shares of Class B common stock. Unless otherwise noted, the business address of each of the entities, directors and executive officers in this table is 5221 N. O’Connor Boulevard, 11th Floor, Irving, TX 75039.

(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial business combination.

(3)	NGP Vantage Energy LLC is the record holder of the shares reported herein. Mr. Biemans is a manager and the Chief Executive Officer of NGP Vantage Energy LLC. As such, Mr. Biemans may be deemed to have or share beneficial ownership of the common stock held directly by NGP Vantage Energy LLC. Mr. Biemans disclaims any such beneficial ownership of such securities. In addition, NGP XI US Holdings, L.P. directly owns a majority of the limited liability company interests of NGP Vantage Energy LLC. NGP XI Holdings GP, L.L.C. is the sole general partner of NGP XI US Holdings, L.P., and NGP Natural Resources XI, L.P. is the sole member of NGP XI Holdings GP, L.L.C. G.F.W. Energy XI, L.P. is the sole general partner of NGP Natural Resources XI, L.P., and GFW XI, L.L.C. is the sole general partner of G.F.W. Energy XI, L.P. GFW XI, L.L.C. has delegated full power and authority to manage NGP XI US Holdings, L.P. to NGP Energy Capital Management, L.L.C. Chris Carter, Tony R. Weber, Craig Glick and Jill Lampert serve on the Executive Committee of NGP Energy Capital Management, L.L.C. Accordingly, each of NGP XI US Holdings, L.P., NGP XI Holdings GP, L.L.C., NGP Natural Resources XI, L.P., G.F.W. Energy XI, L.P., GFW XI, L.L.C., NGP Energy Capital Management, L.L.C., Tony R. Weber, Chris Carter, Craig Glick and Jill Lampert may be deemed to have or share beneficial ownership of the common stock held directly by NGP Vantage Energy LLC.

(4)	Effective November 6, 2018, Jill W. Lampert resigned from her position as our Chief Financial Officer and was replaced by David D. Wolf.

(5)	NGP Vantage Energy LLC is the record holder of the shares reported herein. Messrs. Gieselman and Glick are managers of NGP Vantage Energy LLC. As such, Messrs. Gieselman and Glick may be deemed to have or share beneficial ownership of the common stock held directly by NGP Vantage Energy LLC. Messrs. Gieselman and Glick disclaim any such beneficial ownership of such securities.

(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2019 on behalf of Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Anand Parekh. The business address of this stockholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.

(7)	According to a Schedule 13G/A filed with the SEC on February 13, 2019 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by ACP. ACPGP is the general partner of ACP, ACA is the managing member of ACPGP, and Messrs. Atchinson and Gross are managing members of ACA. ACP has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(8)	According to a Schedule 13G/A filed with the SEC on February 11, 2019 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“PAMP”), PAMP serves as the investment manager to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to shares of our Class A common stock directly held by the Polar Vehicles. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 14, 2017, we issued an aggregate of 11,500,000 Founder Shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In April 2017, we effected a stock dividend with respect to our Class B common stock of 2,300,000 shares thereof, resulting in our Sponsor holding an aggregate of 13,800,000 Founder Shares. On April 10, 2017, our Sponsor transferred an aggregate of 80,000 Founder Shares to two of our independent directors at their original purchase price. On April 30, 2018, our Sponsor transferred another 80,000 Founder Shares to two of our other independent directors at their original purchase price.

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

Related Party Loans and Advances

Until the consummation of our Public Offering, our only source of liquidity was an initial sale of Founder Shares to our Sponsor, and the proceeds of loans and advances from our Sponsor in the amount of $207,277. Additionally, an affiliate of the Company’s executive officers advanced funds totaling $50,357 to pay administrative and offering costs. Upon the closing of our Public Offering, the Company repaid the Sponsor $207,277 in settlement of the outstanding loan and advances. The funds advanced from the affiliate totaling $50,357 were repaid to the affiliate subsequent to the closing of our Public Offering. Subsequent to our Public Offering, the affiliate and the Sponsor paid an additional $768,934 of offering costs and other expenses on behalf of the Company, of which $768,934 was repaid to the related parties before December 31, 2017. During the year ended December 31, 2018, these related parties paid $914,171 of other expenses on behalf of the Company. As of December 31, 2018, $29,377 was due to related parties.

On October 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $2,000,000 to cover expenses pursuant to an unsecured promissory note (the “Sponsor Note”). This loan is non-interest bearing and payable on the earlier of April 17, 2019 or the completion of the initial business combination. The Sponsor Note will be repaid upon the completion of the initial business combination out of the proceeds of the Trust Account. In the event that the initial business combination does not close, such loan would be repaid only out of funds held outside of the Trust Account. As of December 31, 2018, the outstanding balance on the loan was $1,472,224.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mr. Carey, Mr. Gannon, Mr. Katz and Mr. White are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the year ended December 31, 2018	For the period from February 8, 2017 (date of inception) through December 31, 2017
Audit Fees(1)	$35,500	$111,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	3,000	—
All Other Fees(4)	—	—

Total	$38,500	$111,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Vantage Energy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

3.2	Bylaws of Vantage Energy Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on February 17, 2017)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on March 21, 2017)

4.4	Warrant Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.1	Letter Agreement, dated April 10, 2017, among Vantage Energy Acquisition Corp., its officers and directors and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.2	Investment Management Trust Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.3	Registration Rights Agreement, dated April 10, 2017, among Vantage Energy Acquisition Corp., NGP Vantage Energy LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.4	Administrative Services Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.5	Forward Purchase Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017)

10.6	Promissory Note, dated February 14, 2017, issued to NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on February 17, 2017)

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-216129) filed with the SEC on April 3, 2017)

10.8	Securities Purchase Agreement, dated February 14, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-216129) filed with the SEC on February 17, 2017

10.9	Private Placement Warrants Purchase Agreement, dated April 10, 2017, between Vantage Energy Acquisition Corp. and NGP Vantage Energy LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 14, 2017

10.10	Insider Letter Acknowledgment and Agreement, dated April 10, 2018, among Vantage Energy Acquisition Corp., M. Timothy Carey and Alan J. Katz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

10.11	Indemnification Agreement, dated April 10, 2018, between Vantage Energy Acquisition Corp. and M. Timothy Carey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

10.12	Indemnification Agreement, dated April 10, 2018, between Vantage Energy Acquisition Corp. and Alan J. Katz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38057) filed with the SEC on April 12, 2018)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantage Energy Acquisition Corp.

Date: March 18, 2019	By:	/s/ Roger J. Biemans
Roger J. Biemans
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David D. Wolf and Jeffrey A. Zlotky and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger J. Biemans	Chief Executive Officer and Director	March 18, 2019
Roger J. Biemans	(Principal Executive Officer)

/s/ David D. Wolf	Chief Financial Officer	March 18, 2019
David D. Wolf	(Principal Financial Officer)

/s/ Carey Peters	Chief Accounting Officer	March 18, 2019
Carey Peters	(Principal Accounting Officer)

/s/ Scott A. Gieselman	Director	March 18, 2019
Scott A. Gieselman

/s/ Craig S. Glick	Director	March 18, 2019
Craig S. Glick

/s/ M. Timothy Carey	Director	March 18, 2019
M. Timothy Carey

/s/ Justin A. Gannon	Director	March 18, 2019
Justin A. Gannon

/s/ Alan J. Katz	Director	March 18, 2019
Alan J. Katz

/s/ William K. White	Director	March 18, 2019
William K. White